Form 10-K
period 2003-12-31
MORTGAGE PASS-THROUGH CERTIFICATES SERIES 2003-37A
filed 2004-03-31
CIK 1271465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

[ ]     Transition report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the transition period from   to

                                       Commission File Number 333-92140-36

                    STRUCTURED ASSET SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                             74-2440850
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)


745 Seventh Avenue, 7th Floor
New York, NY                                              10019
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code : (212) 526-7000

                     Structured Asset Securities Corporation
               Mortgage Pass-Through Certificates Series 2003-37A
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]

                   Documents incorporated by reference: None

Structured Asset Securities Corporation
Mortgage Pass-Through Certificates Series 2003-37A
--------------------------------------------------------

PART I

Item 1.  Business

         Not Applicable.

Item 2.  Properties

         Not Applicable.

Item 3.  Legal Proceedings

     The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer, the Servicers or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote or consent of holders of each Class of Offered Certificates during the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2003, the number of holders of each Class of Offered Certificates was 61.

Item 6.  Selected Financial Data

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Not Applicable.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Not Applicable.

Item 11. Executive Compensation

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Not Applicable.

Item 13. Certain Relationships and Related Transactions

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services

         Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

     Annual Independent Accountant's Servicing Report concerning servicing activities, filed as Exhibit 99.1 hereto.

     Report of Management as to Compliance with Minimum Servicing Standards, filed as Exhibit 99.2 herto.

     Annual Statement of Compliance under the Trust Agreement, filed as Exhibit
99.3 hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K with respect to the Trust were filed by the Registrant for the last quarter of 2003.

    Current Reports on Form 8-K dated October 27, 2003, November 25, 2003, and December 26, 2003 were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same date. The items reported in such Current Report were
    Item 5 and Item 7.

(c)   Exhibits to this report are listed in Item (15)(a)(3) above.

d) Not Applicable.

Structured Asset Securities Corporation
Mortgage Pass-Through Certificates Series 2003-37A
-----------------------------------------------------------------------------


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 30, 2004            By:  Aurora Loan Services Inc.,
                                        as Master Servicer

                                        /s/ E. Todd Whittemore
                                        --------------------------------------
                                Name: E. Todd Whittemore
                               Title: Executive Vice President

                                  Certification
                     Structured Asset Securities Corporation
                Mortgage Pass-Through Certificates Series 2003-37A

     I, E. Todd Whittemore, Executive Vice President of Aurora Loan Services Inc., certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Asset Securities Corporation, Mortgage Pass-Through Certificates Series 2003-37A;

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

     4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

     5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: JPMorgan Chase Bank, as Trustee; and Colonial Savings F.A., Wells Fargo Home Mortgage Inc., Cendant Mortgage Corp & SIB Mortgage Corp. as Servicers.

Date: March 30, 2004

  By: /s/ E. Todd Whittemore
      ------------------------
     E. Todd Whittemore
     Executive Vice President
     Aurora Loan Services Inc.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit Description

99.1    Annual Independent Accountant's Servicing Report

        Aurora Loan Services Inc., as Servicer
        Cendant Mortgage Corporation, as Servicer
        Colonial Savings, F.A., as Servicer
        Wells Fargo Home Mortgage, Inc., as Servicer

99.2    Report of Management as to Compliance with Minimum Servicing Standards

        Aurora Loan Services Inc., as Servicer
        Cendant Mortgage Corporation, as Servicer
        Colonial Savings, F.A., as Servicer
        Wells Fargo Home Mortgage, Inc., as Servicer

99.3    Annual Statement as to Compliance

        Aurora Loan Services Inc., as Master Servicer

                                  EXHIBIT 99.1
                Annual Independent Accountant's Servicing Report
                                 --------------


Ernst & Young LLP
Suite 3300
370 17th Street
Denver, Colorado  80202-5663
Telephone:  (720) 931-4000
Facsimile:  (720) 931-4444
www.ey.com



                       Report on Management's Assertion on
          Compliance with Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                       Report of Independent Accountants

Board of Directors
Aurora Loan Services Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Aurora Loan Services Inc. (the Company) complied with the servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended November 30, 2003. Management is responsible for the Company's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the specified minimum servicing standards.

In our opinion, management's assertion, that the Company complied with the aforementioned specified minimum servicing standards during the year ended November 30, 2003, is fairly stated, in all material respects.


By:  /s/ Ernst & Young LLP
---------------------------

February 2, 2004

Deloitte & Touche LLP
750 College Road East
Third Floor
Princeton, New Jersey 08540
Tel (609) 514-3600
Fax ((609) 514-3603
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT


To Cendant Mortgage Corporation:

     We have examined management's assertion that Cendant Mortgage Corporation (the Company) has complied as of and for the year ended December 31, 2003, with its established minimum servicing standards described in the accompanying Management Assertion Report. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standands.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects based on the criteria set forth in Appendix I.

By:  /s/ Deloitte & Touche LLP
---------------------------

February 23, 2004


APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE
MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I.   CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      .  be mathematically accurate;

      .  be prepared within forty-five (45) calendar days after the cutoff date;

      . be reviewed and approved by someone other than the person who prepared the reconciliation; and

      . document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3.   Each  custodial   account  shall  be  maintained  at  a  federally  insured
     depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2.   Disbursements  made on behalf of a mortgagor  or  investor  shall be posted
     within  two  business  days  to  the  mortgagor's  or  investor's   records
     maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

PricewaterhouseCoopers, LLP
301 Commerce Street
Suite 1900
Fort Worth, Texas  76102
Telephone:  (817) 810-9998



                         Report of Independent Auditors


To the Board of Directors and Shareholder of Colonial Savings, F.A.


     We have examined management's assertion about Colonial Savings, F.A. ("Colonial") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended September 30, 2003 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Colonial's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Colonial's compliance based on our examination.

     Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing other such procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Colonial's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Colonial complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 2003 is fairly stated, in all material respects.


By:  /s/PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCoopers, LLC

KPMG
2500 Ruan Centor
666 Grand Avenue
Des Moines, IA  50309


                        INDEPENDENT ACCOUNTANT'S REPORT

The Board of Directors
Wells Fargo Home Mortgage:


     We have examined management's assertion dated February 25, 2004 that Wells Fargo Home Mortgage, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of the for the year ended December 31, 2003. Management is responsible for Wells Fargo Home Mortgage's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Wells Fargo Home Mortgage complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in all material respects.


By:  /s/  KPMG
--------------------
     KPMG

February 25, 2004

                                  EXHIBIT 99.2
     Report of Management as to Compliance with Minimum Servicing Standards
                                 --------------


Aurora Loan Services Inc.
Corporate Headquartes
10350 Park Meadows Drive
Littleton, CO  80124

Telephone:  (303) 720-945-3000



                      Management's Assertion on Compliance
                   with Minimum Servicing Standards Set Forth
         in the Uniform Single Attestation Program for Mortgage Bankers

                              Report of Management


We, as members of management of Aurora Loan Services, Inc. (the Company), are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of November 30, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended November 30, 2003, the Company complied, in all material respects, with the specified minimum servicing standards.

As of November 30, 2003 and for the year then ended, the Company had in effect a fidelity bond and an errors and omissions policy in the amount of $70,000,000.



/s/ Bruce Witherell                     /s/ Rick W. Skogg
---------------------------             ----------------------------
Bruce Witherell                         Rick W. Skogg
Managing Director                       President


/s/ Roy W. Browning, III                /s/ Bill Napier
-----------------------------           -----------------------------
Roy W. Browning, III                    Bill Napier
Chief Financial Officer                 Finance Controller


February 2, 2004



                                   Exhibit A

                     Specified Minimum Servicing Standards


I.   Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        a.   be mathematically accurate;

        b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

        c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

        d.   document  explanations for reconciling items. These reconciling
             items shall  be  resolved   within  ninety  (90) calendar days  of
             their original  identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3.   Each  custodial   account  shall  be  maintained  at  a  federally  insured
     depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.  Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

V.   Mortgagor Loan Accounting (continued)

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

Colonial Savings
Fort Worth, Texas  76102


                  Management's Assertion Concerning Compliance
                      with USAP Minimum Servicing Standards

December 12, 2003


     As of and for the year ended September 30, 2003, Colonial Savings, F.A. has complied in all material respects with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP).

     As of and for this same period, Colonial Savings, F.A. had in effect a fidelity bond and errors and omissions policy in the amount of $8,500,000.

/s/ Jim E. DuBose
---------------------------------
Jim E. DuBose
President, Chief Executive Officer


/s/ Donna Dempsey
---------------------------------
Donna Dempsey
Executive Vice President, Chief Financial Officer

Cendant Mortgage
300 Leadenhall Road
Mount Laurel, NJ  08054



     As of and for the year ended December 31, 2003, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and ommissions policy in the amounts of $120 million and $20 million, respectively.


Cendant Mortgage Corporation


By:   /s/ Terence W. Edwards
-----------------------------
Terence W. Edwards
President and Chief Executive Officer


By:   /s/ Mark Danahy
-----------------------------
Mark Danahy
Senior Vice President and Chief Financial Officer



By:  /s/ Martin L. Foster
-----------------------------
Martin L. Foster
Senior Vice President -- Loan Servicing

Wells Fargo Home Mortgage
1 Home Campus
Des Moines, IA  50328-0001



MANAGEMENT ASSERTION

As of and for the year ended December 31, 2003, Wells Fargo Home Mortgagee Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Wells Fargo Home Mortgage Inc. had in effect a fidelity bond along with an errors and omissions policy in the amount of $100 million and $20 million, respectively.



By:  /s/ Pete Wissinger                         February 25, 2004
     --------------------------
     Pete Wissinger
     Chief Executive Officer

By:  /s/ Michael J. Heid                        February 25, 2004
     --------------------------
     Michael J. Heid
     Chief Financial Officer
     Executive Vice President

By:  /s/ Michael Lepore                         February 25, 2004
     --------------------------
     Michael Lepore
     Executive Vice President
     Loan Servicing

By:  /s/ Robert Caruso                          February 25, 2004
     --------------------------
     Robert Caruso
     Executive Vice President
     Servicing Operations

                                  EXHIBIT 99.3
                         Annual Statement as to Compliance
                                  -----------

Aurora Loan Services Inc.
a Lehman Brothers Company
Master Servicing
3131 South Vaughn Way #500
Aurora, CO 80014
Telephone:  (303) 632-3000
            (800) 880-0126
Facsimile:  (303) 632-3001

Via UPS

February 26, 2004

Nadezhka Thomas
JPMorgan Chase Bank
4 New York Plaza, 6th floor
New York, NY 10004

RE:      SASCO Series 2002-21A, 2002-25A, 2002-27A, 2003-2A, 2003-BC1, 2003-BC2,
         2003-9A, 2003-AM1, 2003-24A, 2003-BC3, 2003-31A, 2003-37A
         Annual Officer's Certificate as to Compliance

Dear Ms. Thomas:

     The undersigned Officer certifies the following for the period ending on December 31, 2003:

     1. I have reviewed the activities and performance of the Master Servicer during the preceding calendar year under the terms of the Trust Agreements and to the best of this Officer's knowledge, the Master Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements;

     2. Based on said review and to the best of this Officer's knowledge, the Master Servicer is not in default of its obligations under the terms of the Trust Agreements in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

     3. To the best of this Officer's knowledge, nothing has arose to lead this Officer to believe that its Servicer has failed to perform any of its duties, responsibilities and obligations under its Servicing Agreement during the preceding calendar year;

     4. To the best of this Officer's knowledge, the Servicer is not in default of its obligations under the terms of its Servicing Agreement in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

     5. The Master Servicer has received from its Servicer such Servicer's annual certificate of compliance and a copy of such Servicer's annual audit report, in each case to the extent required under the applicable Servicing Agreement, or, if any such certificate or report has not been received by the Master Servicer, the Master Servicer is using its best reasonable efforts to obtain such certificate or report.

Certified By:

/s/ E. Todd Whittemore
---------------------------
E. Todd Whittemore
Executive Vice President
Master Servicing Division